Form 10-K/A
period 1997-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 1997 2 TRST
filed 2000-02-16
CIK 1050113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  033-99598



                       Structured Asset Securities Corporation,
               Mortgage Pass-Through Certificates, Series 1997-02 Trust
                (Exact name of registrant as specified in its charter)

New York                                            52-2087710
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                         21044
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000



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

Yes    X                No__


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates,
Series 1997-02 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement among Structured Asset Securities Corporation, as depositor, Norwest Bank Minnesota, N.A., as Master Servicer, and First Union National Bank, as Trustee, pursuant to which the Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1997-02 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank, FSB, as servicer <F1>
               (f)  Residential Funding Corp., as servicer <F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank, FSB, as servicer <F1>
               (f)  Residential Funding Corp. / GMAC, as servicer <F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank FSB, as servicer <F2>
               (f)  Residential Funding Corp., as servicer <F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.<F3>

     (b) On December 9, 1997, a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.

<F2>  Not provided to the reporting person.

<F3>  Previously filed.




                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Structured Asset Securities Corporation,
Mortgage Pass-Through Certificates, Series 1997-02 Trust


By:     NORWEST BANK MINNESOTA, N.A.,
        as agent for the Trustee
By:     /s/Sherri J. Sharps

By:     Sherri J. Sharps
Title:  Vice President -- Securities Administration Services
Dated:  2/15/2000




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank, FSB, as servicer <F1>
               (f)  Residential Funding Corp., as servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank, FSB, as servicer <F1>
               (f)  Residential Funding Corp. / GMAC, as servicer <F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1997.

               (a)  American Savings Bank / Washington Mutual, as servicer <F1>
               (b)  Atlantic Mortgage & Investment Corporation, as servicer <F1>
               (c)  Aurora Loan Services, Inc., as servicer <F1>
               (d)  Chase Manhattan Mortgage Corp., as servicer <F1>
               (e)  Great Financial Bank, FSB, as servicer <F2>
               (f)  Residential Funding Corp., as servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F3>


<F1>  Filed herewith.
<F2>  Not provided to the reporting person.
<F3>  Previously filed.